Form 10KSB
period 2000-12-31
GTC HOLDINGS INC
filed 2001-03-30
CIK 1123362

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                  Commission File No. 000-31595

                       GTC HOLDINGS, INC.
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          87-0657165
(State or other jursidiction of    (IRS Employer Identification No.)
 incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
             (Address of principal executive offices)

Issuer's Telephone Number:  801-269-9500

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: common stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-
affiliates:  $0

As of March 27, 2001, the Registrant had outstanding 100,000 shares of common stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                         3

2.   Description of Property                                         7

3.   Legal Proceedings                                               7

4.   Submission of Matters to a Vote of Security Holders             7

Part II

5.   Market for Common Equity and Related Stockholder Matters        7

6.   Management's Discussion and Analysis and Plan of Operation      8

7.   Financial Statements                                            9

8.   Changes in and Disagreements with Accountants                   9
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control            9
     Persons; Compliance with Section 16(a) of the Exchange Act
Exchange Act

10.  Executive Compensation                                          9

11.  Security Ownership of Certain Beneficial Owners and Management 10

12.  Certain Relationships and Related Transactions                 10

13.  Exhibits and Reports on Form 8-K                               10

Signatures                                                          11

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

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     GTC Holdings, Inc. (the "Company") was incorporated on June 27, 2000 under the laws of the state of Nevada. The Company was established to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the development stage since its inception and has no operations to date other than issuing shares to its original shareholders.

     The Company will attempt to locate and negotiate with a business entity for the merger of that target company with the Company or a combination through a stock exchange. In certain instances, the business combination may be effected through a merger or stock exchange with a subsidiary of the Company or a target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

     The Company currently has no commitment or arrangement to merge with or acquire a target company and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

Selection of a Business

     The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

     Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

     The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

     In seeking a business venture, the decision of management will not be controlled by an attempt to capitalize on any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

     The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

     The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

     The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's common stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

     In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of

1986, (the "Code").  In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

     Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles ordinarily require that such a transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

     The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

     The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     The Company's operation following its acquisition of a business is dependent on the nature of the business and the interest acquired. The Company's present management may or may not have experience in the nature of the acquired business and is unable to predict whether the Company will be in control of the acquired business or whether the acquired business will be in control of the Company. It may be additionally expected that the acquired business will present and be subject to various risks like governmental regulation, competition and other risks that cannot be predicted at the present time.

Governmental Regulation

     It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

     The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

     The Company is a development stage company and currently has no employees. The Executive officer will devote only such time to the affairs of the Company as he deems appropriate, which is estimated to be approximately 20 hours per month. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of the Company's shareholder at no cost to the Company. The shareholder has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a shareholder vote for the fourth the quarter of the 2000 fiscal year.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has not been a public trading market for the Company's common stock since the Company's inception, nor is there any assurance that a trading market for the common stock will be established in the future.

     At December 31, 2000, there is 1 holder of the Company's
100,000 shares of issued and outstanding common stock, $0.001 par value. All outstanding shares are restricted.

     The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Recent Sales of Unregistered Securities.

     The following is a detailed list of securities sold within the past three years without registering under the Securities
Act.

     In June 2000, the Company (in connection with its formation) issued 100,000 shares of restricted common stock to Kip Eardley in exchange for $100 in cash. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Year Ended December 31, 2000

     The Company had no revenue from continuing operations for the year ended December 31, 2000.

     The Company had general and administrative expenses of $3,333 for the year ended December 31, 2000, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

     As a result of the foregoing factors, the Company realized a net loss of $3,333 for the year ended December 31, 2000.

Liquidity and Capital Resources

     During the fiscal year 2000, Capital Holdings, Inc. paid $2,800 in expenses on behalf of the Company. Kip Eardley, an officer and director of the Company, owns 50% of Capital Holdings, Inc. At December 31, 2000, the Company had $2,800 in accounts payable to a related party, $500 in accounts payable and $67 in cash giving the Company a working capital deficit of 3,233.

     Management believes that its current cash needs can be met with the limited cash on hand and from loans from its officers and directors for at least the next twelve months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if, during that period, it acquires an interest in a business opportunity. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the name, age, and position of each officer and director of the Company.

Name                Age  Positions                Since

Kip Eardley         41   President, Secretary,    June 2000
                         Treasurer & Director

     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Kip Eardley, Director, President, Secretary & Treasurer. Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. since 1989. Capital Consulting of Utah, Inc. is a private consulting firm to various public and private companies. Mr. Eardley is currently an officer and director of the following reporting companies: GTM Holdings, Inc.; Golden Quest, Inc.; and Reddi Brake Supply Corporation.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's officer and director does not receive any compensation for services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. The officer and director of the Company will not receive any finder's fee from the Company as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 27, 2001, the number and percentage of the 100,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of   Name and Address of       Amount and Nature of
Class      Beneficial Owner          Beneficial Ownership  Percentage of Class

Common    Kip Eardley (1)                    100,000             100%
          5882 South 900 East, Ste. 202
          Salt Lake City, UT  84121

Common    Total Officers and
          Directors (1 person)               100,000             100%

(1)  Officer and/or Director

     There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 2000, Capital Holdings, Inc. paid $2,800 in expenses on behalf of the Company. Kip Eardley, an officer and director of the Company, owns 50% of Capital Holdings, Inc.

     The Company's shareholder, Kip Eardley, provides office space at no cost to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

     None.

Form 8-K Filings.

     No reports on Form 8-K were filed for the fourth quarter year ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTC HOLDINGS, INC.
Date:  March 27, 2001              /s/ Kip Eardley
                                   Kip Eardley
                                   President, Secretary & Treasurer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2001                   /s/ Kip Eardley
                                 Kip Eardley, Director

                            PART F/S

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                                  PAGE

-  Independent Auditors' Report                                    F-2


-  Balance Sheet, December 31, 2000                                F-3


-  Statement of Operations, for the period from inception
   on June 27, 2000 through December 31, 2000                      F-4


-  Statement of Stockholders' Equity, for the period
   from inception on June 27, 2000 through December 31, 2000       F-5


-  Statement of Cash Flows, for the period from inception
   on June 27, 2000 through December 31, 2000                      F-6


-  Notes to Financial Statements                                   F-7

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
GTC HOLDINGS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of GTC Holdings, Inc. [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from inception on June 27, 2000 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of GTC Holdings, Inc. [a development stage company] as of December 31, 2000, and the results of its operations and its cash flows for the period from inception on June 27, 2000 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

March 5, 2001
Salt Lake City, Utah

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS


                                                       December 31,
                                                           2000
                                                         ________
CURRENT ASSETS:
  Cash                                                   $     67
                                                         ________
        Total Current Assets                             $     67
                                                        _________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                       $    500
  Accounts payable - related party                          2,800
                                                         ________
        Total Current Liabilities                           3,300
                                                         ________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   100,000 shares issued and outstanding                      100
  Capital in excess of par value                                -
  (Deficit) accumulated during the
    development stage                                      (3,333)
                                                         ________
        Total Stockholders' Equity                         (3,233)
                                                         ________
                                                         $     67
                                                        _________

  The accompanying notes are an integral part of this financial statement.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]


                     STATEMENT OF OPERATIONS



                                                      From Inception
                                                       on June 27,
                                                       2000 Through
                                                    December 31, 2000
                                                      ___________

REVENUE                                                 $       -

EXPENSES:
  General and Administrative                                3,333
                                                      ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                                      (3,333)

CURRENT TAX EXPENSE                                             -

DEFERRED TAX EXPENSE                                            -
                                                      ___________

NET LOSS                                               $   (3,333)
                                                     ____________

LOSS PER COMMON SHARE                                  $     (.03)
                                                     ____________


  The accompanying notes are an integral part of this financial statement.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON JUNE 27, 2000

                    THROUGH DECEMBER 31, 2000

                                                                                Deficit
                                                                              Accumulated
                             Preferred Stock        Common Stock   Capital in During the
                             ____________________________________  Excess of  Development
                             Shares   Amount     Shares    Amount  Par Value    Stage
                            _____________________________________________________________
BALANCE, June 27, 2000           -   $     -          -   $     -   $     -   $     -

Common stock issued for
  cash, June 2000, at $.001
  per share                                     100,000       100         -

Net loss for the period ended
  December 31, 2000              -         -          -         -         -    (3,333)

BALANCE, December 31,
  2000                           -  $      -    100,000   $   100   $     -   $(3,333)

  The accompanying notes are an integral part of this financial statement.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                     STATEMENT OF CASH FLOWS

                                                      From Inception
                                                       on June 27,
                                                       2000 Through
                                                    December 31, 2000
                                                      ___________
Cash Flows From Operating Activities:
 Net loss                                              $   (3,333)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Noncash expense - expenses paid by related party          2,800
  Changes in assets and liabilities:
    Increase in accounts payable                              500
                                                      ___________
     Net Cash Provided (Used) by
       Operating Activities                                   (33)
                                                      ___________
Cash Flows From Investing Activities                            -
                                                      ___________
    Net Cash Provided by Investing
      Activities                                                -
                                                      ___________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock                       100
                                                      ___________
     Net Cash Provided by Financing
       Activities                                             100
                                                      ___________

Net Increase in Cash                                           67

Cash at Beginning of Period                                     -
                                                      ___________
Cash at End of Period                                   $      67
                                                     ____________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                             $       -
   Income taxes                                         $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended December 31, 2000:
     Capital Holdings, LLC, a related entity, paid $2,800 of expenses for the Company.


  The accompanying notes are an integral part of this financial statement.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

  Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. During June 2000, in connection with its organization, the Company issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued for $100 cash (or $.001 per share).

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  The Company has available at December 31, 2000 an unused operating loss carryforward of approximately $3,300 which may be applied against future taxable income and which expires in 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $1,100 as of December 31, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $1,100 during 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of December 31, 2000, the Company has not paid any compensation to any officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Accounts payable - As of December 31, 2000, Capital Holdings,
  LLC, an entity related to the Company through common ownership, paid expenses totaling $2,800 on behalf of the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                      From Inception
                                                       on June 27,
                                                       2000 Through
                                                    December 31, 2000
                                                      ___________
    Loss from continuing operations
    available to common shareholders
    (numerator)                                        $   (3,333)
                                                      ___________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                                         100,000
                                                      ___________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.