Form 10QSB
period 2001-03-31
GTC HOLDINGS INC
filed 2001-05-15
CIK 1123362

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2001: 100,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                        GTC HOLDINGS, INC

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets,             3
          March 31, 2001 and December 31, 2000

          Unaudited Condensed Statements of               4
          Operations, for the three months ended
          March 31, 2001 and for the period from
          inception on June 27, 2000 through March
          31, 2001

          Unaudited Condensed Statements of Cash    	    5
          Flows, for the three months ended March
	    31, 2001 and for the period from inception on June 27, 2000 through March 31, 2001

          Notes  to  Unaudited Condensed  Financial 	    6
          Statements

          Management's Plan of Operation                  9

PART II.  Other Information                              10

          Signatures                                     10

                 PART I.  FINANCIAL INFORMATION

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                          March 31,   December 31,
                                            2001          2000
                                         ____________ ___________
CURRENT ASSETS
  Cash                                   $         47  $       67
                                         ____________ ___________
        Total Current Assets             $         47  $       67
                                         ____________ ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $          -  $      500
  Loan payable - related party                  4,072       2,800
                                         ____________ ___________
        Total Current Liabilities               4,072       3,300
                                         ____________ ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                 -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   100,000 shares issued and outstanding          100         100
  Capital in excess of par value                    -           -
  (Deficit) accumulated during the
    development stage                         (4,125)     (3,333)
                                         ____________ ___________
     Total Stockholders' Equity (Deficit)     (4,025)     (3,233)
                                         ____________ ___________
                                         $         47  $       67
                                         ____________ ___________

Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.


 The accompanying notes are an integral part of these unaudited financial statements.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          From Inception
                                         For the Three      on June 27,
                                          Months Ended     2000 Through
                                           March 31,        March 31,
                                              2001             2001
                                          ___________      ___________

REVENUE                                      $      -      $       -

EXPENSES:
  General and Administrative                      792          4,125
                                          ___________      ___________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                            (792)        (4,125)

CURRENT TAX EXPENSE                                 -              -

DEFERRED TAX EXPENSE                                -              -
                                          ___________     ___________

NET LOSS                                     $   (792)    $  (4,125)
                                          ___________________________

LOSS PER COMMON SHARE                        $    (.01)   $    (.04)
                                          ___________________________


 The accompanying notes are an integral part of these unaudited financial statements.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          From Inception
                                         For the Three     on June 27,
                                          Months Ended     2000 Through
                                           March 31,        March 31,
                                              2001             2001
                                         ____________     ____________
Cash Flows From Operating Activities:
   Net loss                              $    (792)       $   (4,125)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Noncash expense - expenses paid by
   related party					   1,272             4,072
  Changes in assets and liabilities:
    Increase (decrease) in accounts
	payable - related party 		    (500)                -
                                         ____________     ____________
     Net Cash Provided (Used) by
	Operating Activities			     (20) 		     (53)
                                         ____________     ____________
Cash Flows From Investing Activities             -                 -
                                         ____________     ____________
    Net Cash Provided by Investing
      Activities                                 -                 -
                                         ____________     ____________
Cash Flows From Financing Activities:
 Proceeds from issuance of common stock          -               100
                                         ____________     ____________
     Net Cash Provided by Financing
       Activities                                -               100
                                         ____________     ____________

Net Increase (Decrease) in Cash                (20)               47

Cash at Beginning of Period                     67                 -
                                         ____________     ____________
Cash at End of Period                       $   47        $       47


Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                $     -        $        -
   Income taxes                            $     -        $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:

For the period from inception on June 27, 2000 through March 31, 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of $.001 par value common stock. During June 2000, in connection with its organization, the Company issued 100,000 shares of its previously authorized, but unissued common stock. The shares were issued for $100 cash (or $.001 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $4,100, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss caryforwards and, therefore, no deferred tax asset has been recognized for the loss caryforwards. The net deferred tax assets are approximately $1,400 and $1,100 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $300 for the three months ended March 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2001, the Company has not paid any compensation to any officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her home as a mailing address, as needed, at no expense to the Company.

  Loan Payable - As of March 31, 2001, Capital Holdings, LLC, an entity related to the Company through common ownership, paid expenses totaling $4,072 on behalf of the Company.

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

                       GTC HOLDINGS, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:

                                                        From Inception
                                         For the Three   on June 27,
                                          Months Ended   2000 Through
                                           March 31,      March 31,
                                              2001           2001
                                         ____________ ____________
    Loss from continuing operations
    available to common shareholders
    (numerator)                             $  (792)    $ (4,125)
                                         ____________ ____________
    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                            100,000      100,000
                                         ____________ ____________


  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", "intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Three Months Ended March 31, 2001

The Company had no revenue from continuing operations for the three-month period ended March 31, 2001.

The Company had general and administrative expenses of $792 for the three-month period ended March 31, 2001, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $792 for the three months ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2001, the Company had $47 in cash and $4,072 in accounts payable to a related party giving the Company a working capital deficit of $4,025. The related party is Capital Holdings, Inc., which during the three months ended March 31, 2001 paid an additional $1,272 in expenses on behalf of the Company. Kip Eardley, the officer and director of the Company, owns 50% of Capital Holdings, Inc.

Management believes that its current cash needs can be met with the limited cash on hand and from loans from its officer and director for at least the next twelve months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if, during that period, it acquires an interest in a business opportunity. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GTC HOLDINGS, INC.

Date: May 14, 2001            By: /s/ Kip Eardley
                              President, Secretary & Treasurer